Form 10-Q
period 2010-09-30
Goodman Global Group, Inc.
filed 2010-11-05
CIK 1490895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 1, 2010, there were 128,380,777 shares outstanding of Goodman Global Group, Inc.’s common stock, par value $0.01 per share.

GOODMAN GLOBAL GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Part I. Financial Information

Item 1.	Financial Statements

GOODMAN GLOBAL GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$200,167	$57,438
Restricted cash	2,700	2,700
Accounts receivable, net of allowance for doubtful accounts ($5.5 million at September 30, 2010 and $4.4 million at December 31, 2009)	232,581	207,870
Inventories	263,335	294,651
Deferred tax assets	14,494	13,326
Other current assets	33,879	33,956

Total current assets	747,156	609,941
Property, plant and equipment, net	158,623	169,906
Goodwill	1,399,536	1,399,536
Identifiable intangibles	767,192	782,223
Deferred financing costs	28,989	38,300
Other assets	564	7,600

Total assets	$3,102,060	$3,007,506

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$101,492	$97,731
Accrued warranty expenses	28,191	37,233
Other accrued expenses	113,338	130,385

Total current liabilities	243,021	265,349
Long-term debt	1,512,699	1,482,683
Deferred tax liabilities	155,729	155,216
Other long-term liabilities	113,755	100,302
Redeemable common stock	48,500	38,578
Common stock, par value of $.01, 300,000,000 shares authorized, 125,040,067 issued and outstanding as of September 30, 2010 and 124,516,463 as of December 31, 2009	1,250	1,245
Accumulated other comprehensive income	3,192	8,230
Additional paid-in capital	955,926	948,736
Retained earnings	67,988	7,167

Total shareholders’ equity	1,028,356	965,378

Total liabilities and shareholders’ equity	$3,102,060	$3,007,506

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited, in thousands)
Sales, net	$529,080	$530,642	$1,534,466	$1,432,640
Costs and expenses:
Cost of goods sold	372,075	357,444	1,056,610	998,691
Selling, general, and administrative expenses	57,289	61,725	177,879	173,314
Depreciation expense	6,608	7,028	20,005	21,307
Amortization expense	5,010	5,010	15,031	15,031

Operating profit	88,098	99,435	264,941	224,297
Interest expense, net	41,837	32,646	126,138	102,924
Other income, net	(457)	(1,786)	(609)	(18,935)

Income before taxes	46,718	68,575	139,412	140,308
Income tax expense	17,104	25,549	54,306	53,518

Net income	$29,614	$43,026	$85,106	$86,790

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited, in thousands)
Balance at December 31, 2009	$1,245	$948,736	$7,167	$8,230	$965,378
Net income	—	—	85,106	—	85,106
Foreign currency translation	—	—	—	498	498
Change in fair value of derivatives, net of tax	—	—	—	(5,536)	(5,536)

Comprehensive income	—	—	—	—	80,068
Stock compensation amortization	—	3,574	—	—	3,574
Exercise of stock options	1	1,749	—	—	1,750
Dividend distribution	—	1,867	(14,359)	—	(12,492)
Change in fair value of redeemable common stock	4	—	(9,926)	—	(9,922)

Balance at September 30, 2010	$1,250	$955,926	$67,988	$3,192	$1,028,356

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(unaudited, in thousands)
Operating activities
Net income	$85,106	$86,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,005	21,307
Amortization	15,031	15,031
Accretion of debt discount	29,399	—
Provision for doubtful accounts	6,048	6,020
Deferred tax provision	10,614	16,266
Gain on disposal of assets	(353)	(308)
Gain on repurchase of long-term debt	—	(16,636)
Compensation expense related to stock options	3,574	3,805
Amortization of deferred financing costs	8,351	6,538
Amortization of original issue discount	7,681	5,222
Changes in operating assets and liabilities:
Accounts receivable	(30,759)	(29,137)
Inventories	31,316	(44,054)
Other assets	1,135	(2,432)
Accounts payable and accrued expenses	(10,670)	84,616

Net cash provided by operating activities	176,478	153,028

Investing activities
Purchases of property, plant and equipment	(9,393)	(16,270)
Proceeds from the sale of property, plant and equipment	—	9

Net cash used in investing activities	(9,393)	(16,261)

Financing activities
Dividends paid	(18,842)	—
Payments on long-term debt	(7,063)	(57,028)
Proceeds from the exercise of stock options	1,549	—
Net payments under revolving credit agreement	—	(100,000)
Excess tax benefit from the exercise of options	—	1,061

Net cash used in financing activities	(24,356)	(155,967)

Net increase (decrease) in cash	142,729	(19,200)

Cash at beginning of period	57,438	144,118

Cash at end of period	$200,167	$124,918

Supplementary disclosures of cash flow information:
Cash paid for interest and fees	$95,434	$81,698

Cash paid for income taxes, net of refunds	$43,255	$23,783

The accompanying notes are an integral part of the consolidated condensed financial statements.

GOODMAN GLOBAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

1. Basis of presentation

Goodman Global Group, Inc. (the Company), through its affiliates, is a leading domestic manufacturer of heating, ventilation and air conditioning (HVAC) products for residential and light commercial use.

Basis of consolidation

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its subsidiaries. All material intercompany balances have been eliminated. This report does include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimated. These consolidated condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this quarterly report.

The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for a full year. Although there is demand for the Company’s products throughout the year, in each of the past three years approximately 58% to 60% of total sales occurred in the second and third quarters of the fiscal year. The Company’s peak production also typically occurs in the second and third quarters of each year.

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

Recent accounting pronouncements

FASB has issued new guidance requiring more bifurcation of embedded credit derivatives. The new guidance requires investors in synthetic collateralized debt obligations to bifurcate the embedded credit derivative features related to the written credit default swap and account for the credit derivative at fair value or alternatively elect the fair value option for the hybrid instrument. The changes are effective for interim or annual periods beginning after June 10, 2010. The Company does not anticipate that adoption of this pronouncement will have a material impact on its financial statements as the Company does not invest in collateralized debt obligations.

2. Significant accounting policies and balance sheet accounts

The Company’s critical accounting policies are included in the consolidated financial statements for the year ended December 31, 2009 included in Amendment No. 3 to the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on July 21, 2010. The Company believes that there have been no significant changes during the nine months ended September 30, 2010 to the critical accounting policies disclosed in its consolidated financial statements for the year ended December 31, 2009.

Restricted cash and cash equivalents

At September 30, 2010, the restricted cash pertains to the Company’s extended warranty program and is invested in United States treasury notes and bills.

Allowance for doubtful accounts

A roll forward of receivable reserves consists of the following (in thousands):

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
At the beginning of the period	$4,386	$3,900
Current period accruals	6,048	6,020
Current period uses	(4,941)	(3,867)

At the end of the period	$5,493	$6,053

Inventories

Inventory costs include material, labor, transportation costs and plant overhead. The Company’s inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials and parts	$21,720	$22,005
Finished goods	241,615	272,646

Total inventories	$263,335	$294,651

A roll forward of inventory reserves consists of the following (in thousands):

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
At the beginning of the period	$5,414	$4,319
Current period accruals	2,276	2,370
Current period uses	(1,996)	(1,153)

At the end of the period	$5,694	$5,536

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for renewals and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Buildings and improvements and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

Property, plant and equipment consist of the following (in thousands):

	Useful lives in years	September 30, 2010	December 31, 2009
Land	—	$14,417	$14,417
Buildings and improvements	10-39	49,695	49,588
Equipment	3-10	162,184	148,037
Construction-in-progress	—	4,388	11,467

		230,684	223,509
Less: Accumulated depreciation		(72,061)	(53,603)

Total property, plant and equipment, net		$158,623	$169,906

Deferred financing costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the period the related debt is anticipated to be outstanding.

Goodwill

Goodwill is the excess of the cost of an acquired company over the amounts assigned to assets acquired and liabilities assumed. Goodwill and other indefinite-lived intangibles are not amortized but are tested for impairment annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount could be impaired. Impairment testing for goodwill is done at the reporting unit level, which the Company has concluded is on a consolidated basis as the Company has only one reporting unit. An impairment charge generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The Company estimates fair value using standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on the Company’s projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt and equity capital. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of September 30, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

Identifiable intangible assets

The values assigned to amortizable intangible assets are amortized to expense over their estimated useful lives and are reviewed for potential impairment. The estimated useful lives are based on an evaluation of the circumstances surrounding each asset, including an evaluation of events that may have occurred that would cause the useful life to be decreased. In the event the useful life would be considered to be shortened, or if the asset’s future value were deemed to be impaired, an appropriate amount would be charged to amortization expense. Future operating results and residual values could therefore reasonably differ from the Company’s current estimates and could require a provision for impairment in a future period. Indefinite lived intangible assets are reviewed in accordance with FASB accounting standards by comparison of the fair market value with its carrying amount. The Company performed its annual test as of October 1, 2009 and determined that no impairment exists. As of September 30, 2010, there were no indicators noted that would require the Company to re-evaluate its annual impairment test.

The values assigned to the Company’s identifiable intangible assets were determined using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. This approach was considered appropriate, as the inherent value of these intangible assets is their ability to generate current and future cash flows. The key assumption in using this approach is the identification of the revenue streams attributable to these assets based on projected future revenues. The Company believes that the trade names Goodman® and Quietflex®, which have been in existence since 1975, distinguish its products in the marketplace and play a significant role for the Company in terms of brand recognition. It is the Company’s intention to continue indefinitely marketing its products under these trade names and, as such, the Company believes that the trade names have an indefinite life. Amounts allocated to the other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, with no residual value, as follows:

Useful lives in years
Customer relationships	40
Trade names – Amana® (1)	15
Technology	10
Trade names – Goodman® and Quietflex®	Indefinite

(1)	Amana® is a trademark of Maytag Corporation or its related companies and is used under license to Goodman Company, L.P., Houston, TX. All rights reserved.

Identifiable intangible assets as of September 30, 2010 consist of the following (in thousands):

	Gross	Accumulated amortization	Net
Intangible assets subject to amortization:
Customer relationships	$535,000	$(35,242)	$499,758
Trade names–Amana®	40,000	(7,026)	32,974
Technology	40,000	(10,540)	29,460

Total intangible assets subject to amortization	615,000	(52,808)	562,192
Total indefinite-lived trade names	205,000	—	205,000

Total identifiable intangible assets	$820,000	$(52,808)	$767,192

The amortization related to the amortizable intangibles assets in the aggregate will be approximately $20.0 million per year over the next five years.

Accrued warranty

A roll forward of the liabilities for warranties consists of the following (in thousands):

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
At the beginning of the period	$37,233	$37,683
Current period accruals	21,030	40,278
Current period uses	(30,072)	(46,457)

At the end of the period	$28,191	$31,504

Other accrued expenses

Other accrued expenses consist of the following significant items (in thousands):

	September 30, 2010	December 31, 2009
Accrued rebates	$36,691	$33,423
Accrued payroll	21,868	27,595
Accrued self insurance reserves	13,220	12,558
Customer deposits	1,435	1,302
Accrued interest	7,287	21,597
Derivative liability	1,118	1,138
Accrued taxes	12,599	8,292
Other	19,120	24,480

Total accrued expenses	$113,338	$130,385

3. Long-term debt

Long-term debt consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Senior subordinated notes	$423,962	$423,962
Term loan credit agreement	746,937	754,000
Revolving credit agreement	—	—
Senior discount notes	366,186	336,788
Original issue discount	(24,386)	(32,067)

Total long-term debt, net of original issue discount	1,512,699	1,482,683
Current portion of long-term debt	—	—

Long-term debt	$1,512,699	$1,482,683

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

Term loan credit agreement/revolving credit agreement

In February 2008, Goodman Global, Inc. entered into an $800.0 million term loan credit agreement due 2014 and a $300.0 million revolving credit agreement due 2013. The term loan credit agreement has an interest rate of Prime or the per annum London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 3.0% and totaled 6.25% as of September 30, 2010. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of September 30, 2010.

Goodman Global, Inc. has previously made payments on its term loan credit agreement to satisfy its obligations through December 31, 2013 and in April 2010 the Company elected to make an additional $7.1 million payment to further reduce its outstanding obligation. The outstanding balance is due at maturity in February 2014.

Goodman Global, Inc. had availability under the revolving credit agreement of $208.2 million at September 30, 2010 after taking into consideration outstanding commercial and standby letters of credit issued under the credit facility, which totaled $30.3 million as of September 30, 2010.

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

Original issue discount

The term loan credit agreement and the revolving credit agreement included an original issue discount of $32.0 million with an unamortized balance of $12.4 million as of September 30, 2010. The senior discount notes included an original issue discount of $15.1 million with an unamortized balance of $12.0 million as of September 30, 2010. Original issue discounts are being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding through maturity.

Deferred financing costs

The Company incurred loan origination fees and direct loan origination costs related to the issuance of its long-term obligations. As of September 30, 2010, the Company had $29.0 million in unamortized deferred financing costs which is being amortized to interest expense using the effective interest method over the period that the debt is anticipated to be outstanding.

Other

Future maturities of long-term debt by year at September 30, 2010 are as follows (in thousands):

2010	$—
2011	—
2012	—
2013	—
2014	1,332,937
Thereafter	423,962

Under the term loan credit agreement, Goodman Global, Inc. is required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. In addition, under its revolving credit agreement, Goodman Global, Inc. is required to satisfy and maintain, in certain circumstances, a minimum fixed charge coverage ratio. As of September 30, 2010, Goodman Global, Inc. was in compliance with all of the covenants under its senior term loan credit agreement, revolving credit agreement, senior subordinated notes and senior discount notes.

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

4. Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB accounting standards also provide a framework for measuring fair value, establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the Company’s creditworthiness when valuing certain liabilities. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company had no transfers of amounts between the levels of the fair value hierarchy during the three months ended September 30, 2010.

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

	Fair value measurements on a recurring basis
	(In thousands)
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)	Total
Restricted cash	$2,700	$—		$—	$2,700
Derivatives, net	—	12,118	(1)	—	12,118

(1)	Based upon counterparty statements at September 30, 2010 where the indicative valuation was determined either (a) by means of a mathematical model that calculated the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions or (b) by means of pricing indications from one or more other dealers as selected by the counterparty.

Other fair value measurements

Long-term debt

In order to determine the fair value of its debt instruments as of September 30, 2010, the Company considered valuation techniques that included the market, income and liquidation approaches in the analysis of its interest bearing debt. The Company elected to determine the fair value of each tranche of interest bearing debt using the income approach. The fair values presented are estimates and are not necessarily indicative of amounts for which the Company could settle such instruments currently or indicative of its intent or ability to dispose of or liquidate them. The Company estimates the fair value of its interest bearing debt as follows (in thousands):

Interest bearing security	Par value as of September 30, 2010	Range of fair value at September 30, 2010
		Low	High
Senior subordinated notes	$423,962	$457,718	$474,506
Senior discount notes	366,186	367,165	381,983
Term loan	746,937	738,588	760,063

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

The Company recognized compensation expense of $1.3 million ($0.8 million net of tax) and $3.6 million ($2.2 million net of tax), respectively, during the three and nine months ended September 30, 2010 and $1.3 million ($0.8 million net of tax) and $3.8 million ($2.3 million net of tax), respectively, during the three and nine months ended September 30, 2009. The Company includes this expense in selling, general and administrative in the accompanying statement of income.

6. Comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Defined benefit plans	Change in fair value of derivatives	Foreign currency translation	Total
December 31, 2009	$(3,874)	$14,103	$(1,999)	$8,230
Net change through September 30, 2010	—	(5,536)	498	(5,038)

September 30, 2010	$(3,874)	$8,567	$(1,501)	$3,192

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

Commodity derivatives

The Company uses financial instruments to manage market risk from changes in commodity prices and selectively hedges anticipated transactions that are subject to commodity price exposure, primarily using commodity contracts relating to raw materials used in its production process. The Company has open positions for copper and aluminum in notional amounts of 5.7 million pounds and 37.3 million pounds, respectively, to fix the purchase price, and thereby substantially reduce the variability of its purchase price for these commodities. The swaps, which expire at various dates through 2011, have been designated as cash flow hedges.

For these qualifying cash flow hedges, changes in the fair market value of these hedge instruments are reported in accumulated other comprehensive income (OCI) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Assuming commodity prices remain constant, $11.2 million of derivative gains are expected to be reclassified into earnings within the next twelve months. The Company has assessed the effectiveness of the transactions that receive hedge accounting treatment and any ineffectiveness would be recorded in other (income) expense.

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

The following table discloses the fair value of the derivative instruments in the Company’s consolidated condensed balance sheets (in thousands):

Asset derivatives
	Balance sheet location	Fair value as of
		September 30, 2010	December 31, 2009

Commodity contracts – raw materials	Other current assets	$11,554	$15,777
Commodity contracts – raw materials	Other long-term assets	564	7,601

		$12,118	$23,378

Liability derivatives
	Balance sheet location	Fair value as of
		September 30, 2010	December 31, 2009

Interest rate swaps	Other accrued expenses	$1,067	$1,138
Commodity contracts – diesel	Other accrued expenses	51	—

		$1,118	$1,138

Derivatives in cash flow hedging relationships	Amount of (gain) recognized in OCI on derivative (effective portion) as of
	September 30, 2010	December 31, 2009

Commodity contracts – raw materials	$(8,567)	$(14,103)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the three months ended		Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the three months ended
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009

Cost of goods sold	$(1,172)	$11,863	Other (income) expense	$(236)	$(20)

Location of (gain) loss reclassified from Accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) for the nine months ended		Location of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of (gain) loss recognized in income on derivative (ineffective portion and amount excluded from ineffectiveness testing) for the nine months ended
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009

Cost of goods sold	$(9,264)	$40,957	Other (income) expense	$(293)	$567

The following table discloses the effect of derivative instruments on the statements of income that are not designated as hedging instruments (in thousands):

Derivatives not designated as hedging instruments	Location of loss recognized in income on derivative	Amount of (income) loss recognized in income on derivative
		Three months ended		Nine months ended
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Commodity contracts – diesel	Other expense	$7	$—	$235	$—
Interest rate swaps	Interest expense, net	52	1,682	1,636	2,625

		$59	$1,682	$1,871	$2,625

Contingent features

The Company’s derivative instruments contain provisions that require the counterparties’ debt to maintain an investment grade rating. If the rating of the debt were to fall below investment grade, it would be in violation of these provisions which would render the hedging relationship ineffective. The aggregate fair value of all derivative instruments with credit-risk related contingent features that are in an asset position on September 30, 2010 was $12.1 million. As of September 30, 2010, the counterparties were at or above an acceptable investment grade rating.

8. Employee benefit plans

The Company sponsors a defined benefit plan, which covers union employees hired on or before December 14, 2002 who have both attained age 21 and completed one year of service. Benefits are provided at stated amounts based on years of service, as defined by the plan. Benefits vest after completion of five years of service. The Company’s funding policy is to make contributions in amounts adequate to fund the benefits to be provided. Plan assets consist of primarily equity and fixed-income securities. The Company made a $0.2 million contribution to the plan during the third quarter of 2010. The Company will make contributions to the plan during the remainder of 2010 of approximately $0.2 million. The components of net periodic benefit cost recognized during interim periods are as follows (in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Service cost	$113	$160	$459	$480
Interest cost	488	481	1,554	1,443
Expected return on plan assets	(548)	(441)	(1,646)	(1,323)
Amortization of prior service cost	16	—	16	—
Amortization of transition obligation	—	—	—	—
Amortization of net loss	18	100	180	300

Net periodic benefit cost	$87	$300	$563	$900

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

Based on analyses of currently available information, it is probable that the proposed infrastructure and setup costs associated with the site will be approximately $0.5 million. The Company reserved approximately $0.5 million, although it is possible that costs could exceed this amount by up to approximately $3.3 million. Costs of future expenditures are not discounted to their present value. Management believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the Company’s liquidity or financial position as such obligations could be satisfied over a period of years. Nevertheless, future developments could require material changes in the recorded reserve amount.

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

In July 2010, the Department of Treasury—Internal Revenue Service (IRS) concluded its review of the tax returns of Goodman Global, Inc. and its consolidated subsidiaries for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008. The IRS issued a Revenue Agent’s Report that disallowed as non-recoverable cost deductions for certain expenses related to the 2008 acquisition of the Company by affiliates of Hellman & Friedman LLC and other investors that would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. The Company believes that the deductions were appropriate. The Company is currently contesting this matter. The Company believes it has strong defenses for the deductions and does not anticipate a material impact to its results of operations.

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

10. Redeemable common stock

The Company entered into Management Stockholders Agreements on February 13, 2008 and April 25, 2008 with the initial Goodman management investors and certain other members of senior management and key employees of Goodman in connection with their acquisition of shares of the Company’s common stock. During 2008, 3.7 million shares of common stock were issued at approximately $10.00 per share to members of management and key employees who are parties to the Management Stockholders Agreements, and as of September 30, 2010, approximately 3.3 million shares remained outstanding. In certain circumstances, such as termination due to death or disability as defined under the terms of the agreement, the Company may be obligated to repurchase the common stock at fair market value. The Company has classified the Redeemable common stock in accordance with FASB accounting standards, which require securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable at the option of the holder upon the occurrence of an event that is not solely within the control of the issuer.

In accordance with FASB accounting standards, the Company recognizes changes in the redemption value of its redeemable common stock as it occurs and records an adjustment to the carrying value of its redeemable common stock at the end of each reporting period. The Company obtains contemporaneous appraisals of fair value which use standard business valuation techniques such as discounted cash flows, industry participant information and reference to comparable business transactions. The discounted cash flow fair value estimates are based on our projected future cash flows and the estimated weighted-average cost of capital of market participants. Management assumptions about expected future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratios of total debt and equity capital. During the nine months ended September 30, 2010, the Company increased its liability related to redeemable common stock by approximately $9.9 million. This resulting increase in the carrying amount of the redeemable common stock was recorded as a charge to retained earnings during this same period.

11. Subsequent events

On October 28, 2010, Goodman Global, Inc. entered into new credit facilities consisting of a new first-lien credit facility, a new second-lien credit facility and an incremental term loan facility and borrowed an aggregate of $1,821 million under the new first-lien and second lien facilities. Goodman Global Group, Inc. and Goodman Global, Inc. used these borrowings, together with cash on hand, to pay an aggregate distribution of $373.4 million to the stockholders and holders of options of Goodman Global Group, Inc. and to repay or call for redemption, as applicable, all outstanding indebtedness under (1) the 13.50%/14.00% Senior Subordinated Notes due 2016 of Goodman Global, Inc., (2) the 11.50% Senior Discount Notes due 2014 issued by Goodman Global Group, Inc., (3) the Term Loan Credit Agreement dated as of February 13, 2008, among Goodman Global, Inc. and certain of its affiliates, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and the other agents party thereto and (4) the Revolving Credit Agreement dated as of February 13, 2008, among Goodman Global, Inc. and certain of its affiliates, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and the other agents party thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated condensed financial statements and notes that are included herein, the Risk Factors included in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission (the SEC) on August 6, 2010 and the consolidated condensed financial statement and notes and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in Amendment No. 3 on Form S-4, filed with the SEC on July 21, 2010. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under the above referenced “Risk Factors.”

References to “Goodman,” “we,” “us,” “the Company” and “our” refer to Goodman Global Group, Inc., a Delaware corporation, and its subsidiaries and its predecessor. Unless the context otherwise requires, references to “Goodman Global Group, Inc.” refer solely to Goodman Global Group, Inc. and not to any of its subsidiaries.

Overview

Goodman is a leading domestic manufacturer of heating, ventilation and air conditioning (HVAC) products for residential and light commercial use. Since we began to manufacture HVAC equipment in 1982, we believe that we have grown our share of the residential HVAC market to now become one of the country’s largest residential HVAC manufacturers, based on unit sales. Our activities include engineering, manufacturing, distributing and marketing an extensive line of HVAC equipment and related products.

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

Markets and sales channels

We manufacture and market an extensive line of heating, ventilation and air conditioning products for the residential and light commercial HVAC markets primarily in the United States and Canada. These residential and light commercial products consist mainly of gas furnaces, package terminal units and compressor bearing units 5.4 tons in capacity and smaller. We also manufacture complementary lines of flex-duct, evaporator coils, air handlers and compressor bearing units with capacities ranging from nine through 20 tons and source a variety of accessory components that aid in the installation and service of our products. Essentially all of our products are manufactured and assembled at facilities in Texas, Tennessee, Florida, Pennsylvania and Arizona and are distributed through over 945 distribution points across North America.

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

Weather and seasonality and business mix

We believe that weather patterns have historically impacted the demand for HVAC products. For example, we believe that hot weather in the spring season can cause existing older units to fail earlier in the season, driving customers to accelerate replacement of a unit, which might otherwise be deferred in the case of a late season failure. Similarly, we believe that unseasonably mild weather diminishes customer demand for both commercial and residential HVAC replacement and repairs. Installation is also impacted during periods of inclement weather when fewer units are installed due to dealers being delayed or forced to shut down their operations.

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

Costs

The principal elements of cost of goods sold in our manufacturing operations are component parts, raw materials, factory overhead, labor, transportation costs and warranty. The principal component parts, which, depending on the product, can approach up to 41% of our cost of goods sold, are compressors and motors. We purchase most of our components, such as compressors, motors, capacitors, valves and control systems, from third-party suppliers. In order to maintain low input costs, we also manufacture select components when it is deemed cost effective. We also manufacture heat transfer surfaces and heat exchangers for our units. Our primary raw materials are copper, aluminum and steel, all of which we purchase from third parties. We spent approximately $264.7 million in 2009 on these raw materials. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Shipping and handling costs associated with sales are recorded at the time of the sale. Warranty expense, which is also recorded at the time of sale, is estimated based on historical trends such as incident rates, replacement costs and other factors and equaled 2.9% of our net sales for the nine months ended September 30, 2010.

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

Income taxes

Our effective income tax rates include a federal statutory rate of 35% and can differ for periods presented as a result of certain items, such as state and local taxes, non-deductible expenses and the domestic production activities deduction.

At September 30, 2010, we had a valuation allowance of $3.4 million against certain net operating loss carry forwards. As of September 30, 2010, we had net deferred tax liabilities of $138.9 million primarily related to the non-deductibility of the step-up in basis of the assets to fair value in accordance with purchase accounting that related to our acquisition in 2008 and other prior events.

Financial Accounting Standards Board (FASB) accounting standards require the use of significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and, consequently, affect our operating results. The accounting treatment for recorded tax assets associated with our tax positions reflects our judgment that it is more likely than not that our positions will be respected and the recorded assets will be realized. However, if such positions are challenged, then, to the extent they are not sustained, the expected benefits of the recorded assets and tax positions will not be fully realized.

Goodwill and intangible assets

At September 30, 2010, we had a balance of $1,399.5 million in goodwill and $767.2 million in intangible assets, net of amortization. The analysis performed in the fiscal 2009 fourth quarter did not indicate an impairment of goodwill. As of September 30, 2010, there were no indicators noted that we believe would require us to re-evaluate our annual impairment test. We will perform our annual impairment testing in the fourth quarter of 2010.

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

Our critical accounting policies are included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the SEC on August 6, 2010. We believe that there have been no significant changes during the three months ended September 30, 2010 to the critical accounting policies disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Results of operations

The table below presents condensed statement of income information for the three and nine months ended September 30, 2010 and September 30, 2009 as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3	67.4	68.9	69.7
Selling, general and administrative	10.8	11.6	11.6	12.1
Depreciation and amortization expenses	2.2	2.2	2.2	2.5

Operating profit	16.7	18.8	17.3	15.7
Interest expense, net	8.0	6.2	8.2	7.2
Other (income) expense, net	(0.1)	(0.3)	—	(1.3)

Earnings before taxes	8.8	12.9	9.1	9.8
Provision for income taxes	3.2	4.8	3.6	3.7

Net income	5.6	8.1	5.5	6.1

Three months ended September 30, 2010 compared to September 30, 2009

Sales, net. Net sales for the three months ended September 30, 2010 and September 30, 2009 were considered comparable at $529.1 million and $530.6 million, respectively.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2010 was $372.1 million, a $14.7 million increase from $357.4 million for the three months ended September 30, 2009. Cost of goods sold as a percentage of net sales increased to 70.3% for the three months ended September 30, 2010 from 67.4% for the three months ended September 30, 2009. This increase in cost of goods sold as a percentage of net sales was due to an increase in the cost of certain raw materials and sales discounts on a portion of our product lines.

Selling, general and administrative expense. Selling, general and administrative expense was $57.3 million for the three months ended September 30, 2010, a $4.4 million decrease from $61.7 million for the three months ended September 30, 2009, which related primarily to a decrease in payroll related expenses.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2010 was $11.6 million, a $0.4 million decrease from $12.0 million for the three months ended September 30, 2009. The decrease was the result of a certain group of assets that became fully depreciated in 2009.

Operating profit. Operating profit for the three months ended September 30, 2010 was $88.1 million, an $11.3 million decrease from $99.4 million for the three months ended September 30, 2009. The decrease was primarily due to an increase in cost of goods sold as a percentage of net sales that was partially offset by a decrease in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the three months ended September 30, 2010 was $41.8 million, an increase of $9.2 million from $32.6 million for the three months ended September 30, 2009. The December 2009 issuance of our senior discount notes increased interest expense by $10.2 million during the three months ended September 30, 2010. This was partially offset by a reduction in interest expense related to our senior subordinated notes and term loan and revolving credit agreements, primarily related to a reduction in outstanding amounts thereunder. In mid-April 2009, we repurchased $76.0 million in senior subordinated notes; in April 2010 and December 2009, we made pre-payments of $7.1 million and $18.0 million, respectively, on our outstanding term loan obligation; and, on June 30, 2009 and July 7, 2009, we made two payments of $50.0 million each to fully satisfy our $100.0 million outstanding balance under our revolving credit agreement. Our outstanding debt was $1,512.7 million at September 30, 2010 as compared to $1,176.7 million at September 30, 2009.

Other (income) expense, net. Other income for the three months ended September 30, 2010 was $0.4 million, a $1.4 million decrease from $1.8 million in other income for the three months ended September 30, 2009. Other income for the three months ended September 30, 2010 consisted primarily of income related to the ineffective portion of commodity hedges that qualify for hedge accounting treatment. Other income for the three months ended September 30, 2009 consisted primarily of income related to foreign currency gains.

Provision for income taxes. Income tax expense for the three months ended September 30, 2010 was $17.1 million, a decrease of $8.4 million compared to an income tax expense of $25.5 million for the three months ended September 30, 2009. The decrease was primarily related to a reduction in pre-tax earnings of $21.8 million, to $46.7 million in pre-tax earnings in the three months ended September 30, 2010 from $68.5 million in pre-tax earnings for the three months ended September 30, 2009; a decrease in the provision for uncertain tax provisions; and, an increase in the estimated benefit related to domestic production activities.

Nine months ended September 30, 2010 compared to September 30, 2009

Sales, net. Net sales for the nine months ended September 30, 2010 were $1,534.5 million, a $101.9 million increase from $1,432.6 million for the nine months ended September 30, 2009. Sales volume for the nine months ended September 30, 2010 was 7.1% higher than the same period in the previous year, primarily as a result of increased sales in the majority of our product lines (due, in part, to an improved domestic economy) and a 2.0% increase related to a more favorable product mix, including the continued shift to higher priced, higher efficiency cooling products.

Cost of goods sold. Cost of goods sold for the nine months ended September 30, 2010 was $1,056.6 million, a $57.9 million increase from $998.7 million for the nine months ended September 30, 2009. Cost of goods sold as a percentage of net sales decreased from 69.7% for the nine months ended September 30, 2009 to 68.9% for the nine months ended September 30, 2010. This decrease in cost of goods sold as a percentage of net sales was due to cost-reducing product designs and the shift in product mix to higher margin products.

Selling, general and administrative expense. Selling, general and administrative expense was $177.9 million for the nine months ended September 30, 2010, a $4.6 million increase from $173.3 million for the nine months ended September 30, 2009, which related primarily to marketing and selling expenses associated with our increase in net sales and the opening of new company-operated distribution locations since September 30, 2009.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2010 was $35.0 million, a $1.3 million decrease from $36.3 million for the nine months ended September 30, 2009. The decrease was the result of a certain group of assets that became fully depreciated in 2009.

Operating profit. Operating profit for the nine months ended September 30, 2010 was $265.0 million, a $40.7 million increase from $224.3 million for the nine months ended September 30, 2009. The increase was primarily due to a decrease in cost of goods sold as a percentage of net sales that was partially offset by an increase in selling, general and administrative expenses.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2010 was $126.1 million, an increase of $23.2 million from $102.9 million for the nine months ended September 30, 2009. The December 2009 issuance of our senior discount notes increased interest expense by $29.4 million during the six months ended September 30, 2010. This was partially offset by a reduction in our term loan interest rate from an average rate of 6.86% during the nine months ended September 30, 2009 to 6.25% during the nine months ended September 30, 2010 and an overall reduction in our outstanding long-term debt. In mid-April 2009, we repurchased $76.0 million in senior subordinated notes; in April 2010 and December 2009, we made pre-payments of $7.1 million and $18.0 million, respectively, on our outstanding term loan obligation; and, on September 30, 2009 and July 7, 2009, we made two payments of $50.0 million each to fully satisfy our $100.0 million outstanding balance under our revolving credit agreement. Our outstanding debt was $1,512.7 million at September 30, 2010 as compared to $1,176.7 million at September 30, 2009.

Other (income) expense, net. Other income for the nine months ended September 30, 2010 was $0.6 million, a decrease of $18.3 million from $18.9 million in other income for the nine months ended September 30, 2009. Other income for the nine months ended September 30, 2010 consisted primarily of income related to the ineffective portion of commodity hedges that qualify for hedge accounting treatment. In mid-April 2009, we recognized a $16.6 million gain on the repurchase of $76.0 million in senior subordinated notes and in September 2009, we recognized a $1.6 million in foreign currency gains.

Provision for income taxes. Income tax expense for the nine months ended September 30, 2010, was $54.3 million, an increase of $0.8 million compared to an income tax expense of $53.5 million for the nine months ended September 30, 2009. The increase primarily related to a higher tax rate due to an increase in the provision for uncertain tax provisions that was partially offset by an increase in the estimated benefit related to domestic production activities. The effective tax rates for the nine months ended September 30, 2010 and September 30, 2009 was 38.95% and 38.25%, respectively.

Liquidity, capital resources and off-balance sheet arrangements

As of September 30, 2010, we had unrestricted cash and cash equivalents of $200.2 million, working capital of $301.3 million and availability under our revolving credit agreement of $208.2 million.

At September 30, 2010, exclusive of original issue discount, we had $1,537.1 million of indebtedness outstanding that included $424.0 million of senior subordinated notes, $366.2 million of senior discount notes and $746.9 million related to our term loan credit agreement. At September 30, 2010, we had no borrowings under our revolving credit agreement. Outstanding commercial and standby letters of credit issued under the credit facility totaled $30.3 million as of September 30, 2010.

In April 2010, we made a $7.1 million prepayment on our term loan credit agreement, further reducing the outstanding balance due at maturity in February 2014.

In May 2010, we declared a $14.9 million dividend to our stockholders (that included a $0.7 million equitable distribution to its option holders). As of September 30, 2010, we paid $14.5 million in cash to our stockholders and vested option holders and established a reserve of $0.4 million for the payment of an equitable distribution with respect to unvested options outstanding as of the declaration date that will vest at a future date. During the nine months ended September 30, 2010, we also paid $4.7 million to vesting option holders related to the December 2009 dividend declaration, and, assuming all unvested options vest according to terms for both the May 2010 and December 2009 dividend declarations, we expect to pay our option holders approximately $10.1 million of the equitable distribution in 2010 and thereafter.

In July 2010, the Department of Treasury—Internal Revenue Service (IRS) concluded its review of the tax returns of Goodman Global, Inc. and its consolidated subsidiaries for the years ended December 31, 2006 and 2007 and the period January 1 to February 13, 2008. The IRS issued a Revenue Agent’s Report that disallowed as non-recoverable cost deductions for certain expenses related to the 2008 acquisition of the Company by affiliates of Hellman & Friedman LLC and other investors (the 2008 Acquisition) that would increase income taxes by approximately $11.5 million plus interest, which would be recorded as a charge to income tax expense. We are currently contesting this matter. We believe we have strong defenses for the deductions and do not anticipate a material impact to our results of operations.

At September 30, 2010, we were in compliance with all of the covenants under our term loan credit agreement, revolving credit agreement, senior subordinated notes and senior discount notes.

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

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our revolving credit agreement or through new debt issuances. We may also issue additional equity either directly or in connection with any such acquisitions. As of September 30, 2010, other than routine leasing agreements, we had no off-balance sheet arrangements.

Operating activities. Cash provided by operating activities for the nine months ended September 30, 2010 was $176.5 million, a $23.5 million increase when compared to $153.0 million of cash provided by operating activities for the nine months ended September 30, 2009. The increase was primarily the result of $33.7 million in interest accretion and amortization of deferred financing fees and original issue discount associated with our senior discount notes and a $16.6 million gain on the repurchase of $76.0 million in senior notes during the nine months ended September 30, 2009. This was partially offset by an $18.0 million decrease in working capital and a $5.7 million decrease in our deferred tax provision. Working capital changes consisted of a net increase of $5.4 million in inventories and accounts payable related primarily to differences in the timing of raw material purchases, in particular purchases of raw materials in the fourth quarter of 2009 in anticipation of increased demand during the first quarter of 2010. We increased production during the fourth quarter of 2009, and our inventory balance at December 31, 2009 was $294.7 million as compared to $223.3 million at December 31, 2008 Our inventory turnover, which we calculate by dividing cost of goods sold for the period by average inventory period was 3.8 times for the nine months ended September 30, 2010 as compared to 4.1 times for the nine months ended September 30, 2009, a decrease of 0.3 times which is the result of our fourth quarter of 2009 inventory buildup.

Investing activities. Cash used in investing activities for the nine months ended September 30, 2010 and September 30, 2009 was $9.4 million and $16.3 million, respectively, and consisted primarily of purchases of property, plant and equipment.

Financing activities. Cash used in financing activities was $24.4 million for the nine months ended September 30, 2010, a decrease of $131.6 million when compared to $156.0 million for the nine months ended September 30, 2009. The decrease primarily relates to pre-payments of long-term debt of $7.1 million in the nine months ended September 30, 2010, as compared to $57.0 million in the nine months ended September 30, 2009, and a $100.0 million revolving credit facility repayment in the nine months ended September 30, 2009. This was partially offset by an $18.8 million dividend paid to Parent, net of $1.5 million in proceeds from exercised stock options during the nine months ended September 30, 2010 and $1.1 million related to an excess tax benefit on the exercise of stock options during the nine months ended September 30, 2009.

Long term debt

The discussion below describes our long term debt as of September 30, 2010, the end of the period to which this Report on Form 10-Q relates. On October 28, 2010, Goodman Global, Inc. entered into new credit facilities consisting of a new first-lien credit facility, a new second-lien credit facility and an incremental term loan facility and borrowed an aggregate of $1,821million under the new first-lien and second lien facilities. Goodman Global Group, Inc. and Goodman Global, Inc. used these borrowings, together with cash on hand, to pay an aggregate distribution of $373.4 million to the stockholders and holders of options of Goodman Global Group, Inc. and to repay or call for redemption, as applicable, all outstanding indebtedness under (1) the 13.50%/14.00% Senior Subordinated Notes due 2016 of Goodman Global, Inc., (2) the 11.50% Senior Discount Notes due 2014 issued by Goodman Global Group, Inc., (3) the Term Loan Credit Agreement dated as of February 13, 2008, among Goodman Global, Inc. and certain of its affiliates, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and the other agents party thereto and (4) the Revolving Credit Agreement dated as of February 13, 2008, among Goodman Global, Inc. and certain of its affiliates, the lenders party thereto, General Electric Capital Corporation, as Administrative Agent, and the other agents party thereto.

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

Term loan credit agreement/revolving credit agreement

In February 2008, Goodman Global, Inc. entered into an $800.0 million term loan credit agreement maturing in 2014 and a $300.0 million revolving credit agreement maturing in 2013. The term loan credit agreement has an interest rate of Prime or the per annum London Interbank Offered Rate (LIBOR), with a minimum of 3.25% plus applicable margin, based on certain leverage ratios, which was 6.25% as of September 30, 2010. The revolving credit agreement has an interest rate of Prime or LIBOR, plus applicable margin, which was 1.0% and totaled 4.25% as of September 30, 2010.

As of September 30, 2010, Goodman Global, Inc. owed $746.9 million under the term loan credit agreement and had no outstanding obligation on our revolving credit agreement, other than outstanding and undrawn letters of credit of $30.3 million.

In December 2009, we prepaid $18.0 million of term loans under our term loan credit agreement to satisfy our obligation of $2.0 million per quarter for the period beginning October 1, 2011 and ending December 31, 2013. As a result, we recognized an expense of $0.3 million of previously unamortized deferred financing fees and $0.4 million of previously unamortized original issue discount that related directly to the amount of the early extinguishment of debt. The outstanding balance at September 30, 2010 of $746.9 million is due at maturity in February 2014.

In April 2010, we prepaid $7.1 million of term loans under our term loan credit agreement. Amounts repaid under our term loan credit agreement may not be reborrowed, and our term loan credit agreement does not permit any further borrowings thereunder.

We had availability under the revolving credit agreement of $208.2 million at September 30, 2010 after taking into consideration our borrowing base, which was $300.0 million as of September 30, 2010, and outstanding commercial and standby letters of credit issued under the credit facility, which letters of credit totaled $30.3 million as of September 30, 2010.

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

Original issue discount

The term loan credit agreement and senior discount notes included original issue discounts of $32.0 million and $15.1 million, respectively. These are being amortized to interest expense using the effective interest method over the period the debt is anticipated to be outstanding. As of September 30, 2010, the unamortized balances of the original issue discounts of the term loan credit agreement and the senior discount notes were $12.4 million and $12.0 million, respectively.

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

Covenant compliance

Our financial covenant requirements and ratios as of and for the four fiscal quarters ended September 30, 2010 were as follows. The financial covenants described apply to Goodman Global, Inc. and its restricted subsidiaries, except for the financial covenant for the senior discount notes, which applies to Goodman Global Group, Inc. and its restricted subsidiaries. The discussion below relates to our outstanding debt as of September 30, 2010, the end of the period to which this Report on Form 10-Q relates. On October 28, 2010, we repaid or called for redemption, as applicable, all such indebtedness described below. See “-Long term debt” above.

	Covenant requirements	Our ratio
Term loan credit agreement(1)
Minimum Covenant EBITDA to interest expense	2.10 to 1.00	3.65x
Maximum total debt to EBITDA ratio	4.75 to 1.00	2.45x

Revolving credit agreement(1)
Minimum Covenant EBITDA to fixed charges ratio required in certain circumstances	1.00 to 1.00	3.03x

Senior subordinated notes(2)
Minimum Covenant EBITDA to fixed charges ratio	2.0 to 1.0	3.36x
Senior discount notes(2)
Minimum Covenant EBITDA to fixed charges ratio	2.0 to 1.0	2.44x

(1)	The term loan credit agreement requires us to maintain a Covenant EBITDA to interest expense ratio of 1.80 to 1.00 for the fiscal year ending December 31, 2009, stepping up to 2.10 to 1.00 beginning with the four quarters ending March 31, 2010, 2.50 to 1.00 beginning with the four quarters ending March 31, 2011 and 3.20 to 1.00 beginning with the four quarters ending March 31, 2012, until it reaches 4.15 to 1.00 beginning with the four quarters ending March 31, 2013. Covenant EBITDA represents earnings before interest, taxes, depreciation and amortization, or EBITDA, further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the senior secured credit facilities. Interest expense is defined in the term loan credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a total debt to Covenant EBITDA ratio of a maximum of 5.75 to 1.00 by the end of the fiscal year ending December 31, 2009, stepping down to 4.75 to 1.00 beginning with the four quarters ending March 31, 2010, 4.00 to 1.00 beginning with the four quarters ending March 31, 2011 and 3.10 to 1.00 beginning with the four quarters ending March 31, 2012, until it reaches 2.40 to 1.00 beginning with the four quarters ending March 31, 2013. Total debt is defined in the term loan credit agreement as consolidated total debt with certain exceptions and is reduced by the amount of cash and cash equivalents on our balance sheet. In addition, the revolving credit agreement requires us to maintain a Covenant EBITDA to fixed charges ratio at a minimum of 1.00 to 1.00 when excess availability under the asset-based revolving credit agreement is less than $30.0 million. Fixed charges is defined in the revolving credit agreement as the sum of consolidated cash interest expense, scheduled payments of principal of indebtedness and cash dividends paid on any preferred or disqualified capital stock. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit facilities. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit facilities could be accelerated, which would also constitute a default under the indentures governing our senior subordinated notes and our senior discount notes.
(2)	Our ability to incur additional indebtedness and make certain restricted payments under the indentures governing the senior subordinated notes and senior discount notes, subject to specified exceptions, is tied to a Covenant EBITDA to consolidated fixed charges ratio of at least 2.0 to 1.0, except that we may incur certain indebtedness and make certain restricted payments and certain permitted investments without regard to the ratio. Fixed charges is defined in the indentures governing the senior subordinated notes and senior discount notes as the aggregate amount of consolidated interest expense and tax-affected dividends payable on any preferred or disqualified capital stock, as adjusted for acquisitions. Covenant EBITDA, as defined in the indentures governing the senior subordinated notes and senior discount notes, is substantially similar to the definition of such term in our credit agreements.

Recent accounting pronouncements

Refer to Note 1 to the Notes to Consolidated Condensed Financial Statements included in this quarterly report for a discussion of recent accounting pronouncements.

Cautionary note on forward-looking statements

This quarterly report contains forward-looking statements. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance or other statements that are not historical statements that are contained in this quarterly report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. We have based these forward-looking statements on our current expectations about future events. While we believe these expectations are reasonable, these forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those discussed in this quarterly report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Quarterly Report on

Form 10-Q for the quarterly period ended June 30, 2010 under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

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

Interest rate risk

We are subject to interest rate and related cash flow risk in connection with borrowings under our term loan and revolving credit facilities, which totaled $746.9 million at September 30, 2010. To reduce the risk associated with fluctuations in the interest rate of our floating rate debt, we entered into an interest rate swap in March 2009 with a notional amount of $300.0 million that matures in March 2011.

Our results of operations can be affected by changes in interest rates due to variable interest rates on the term loan credit agreement and revolving credit agreement. A 1% increase or decrease in the variable interest rates would have resulted in approximately a $3.0 million ($1.8 million, net of tax) increase or decrease in our interest expense in the nine months ended September 30, 2010 on our variable rate indebtedness, after taking into consideration our interest rate swaps.

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

Commodity price risk

We are subject to price risk as it relates to our principal raw materials: copper, aluminum and steel. Cost variability of raw materials can have a material impact on our results of operations. To enhance stability in the cost of major raw material commodities, such as copper and aluminum used in the manufacturing process, we have entered and may continue to enter into commodity derivative arrangements. Maturity dates of the contracts are scheduled to coincide with our planned purchases of the commodity. Cash proceeds or payments between the derivative counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased, to the extent the hedge is effective. Charges or credits resulting from ineffective hedges are recognized in income immediately. We have entered into swaps for a portion of our commodity supply that expire through December 31, 2011. These swaps had a net fair value as an asset of $12.1 million ($7.5 million, net of tax) as of September 30, 2010. A 10% change in the price of commodities hedged would change the fair value of the hedge contracts by approximately $9.7 million ($5.4 million, net of tax) as of September 30, 2010.

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

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

The information regarding litigation and environmental matters described in Note 9 to the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2010 filed with the Securities and Exchange Commission on August 6, 2010.

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

Goodman Global Group, Inc.

Date: November 5, 2010	/S/ LAWRENCE M. BLACKBURN
Lawrence M. Blackburn
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation of Chill Holdings, Inc. (now known as Goodman Global Group, Inc.) (incorporated by reference to Exhibit 3.3 on Goodman Global Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on May 7, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation of Chill Holdings, Inc. (now known as Goodman Global Group, Inc.) (incorporated by reference to Exhibit 3.1 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

3.3	Certificate of Incorporation of Chill Holdings, Inc. (now known as Goodman Global Group, Inc.) (incorporated by reference to Exhibit 3.2 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

3.4	By-laws of Chill Holdings, Inc. (now known as Goodman Global Group, Inc.) (incorporated by reference to Exhibit 3.3 on Goodman Global, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on May 30, 2008).

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit is furnished rather than filed, and will not be deemed to be incorporated into any filing, in accordance with Item 601 of Regulation S-K.